Form 10-Q
period 2021-06-30
Simon Property Group Acquisition Holdings, Inc.
filed 2021-08-13
CIK 1839127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

As of August [12], 2021, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash	$687,329	$20,000
Prepaid expenses	590,559	—
Total current assets	1,277,888	20,000
Deferred offering costs	—	55,000
Cash and cash equivalent held in Trust Account	345,007,260	—
Total assets	$346,285,148	$75,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$125,969	$1,000
Accrued offering costs	—	50,000
Total current liabilities	125,969	51,000
Deferred underwriting discount	12,075,000	—
Derivative liability - public warrants	10,074,000	—
Derivative liability - private warrants	8,959,333	—
Total liabilities	31,234,302	51,000
Commitments and contingencies (Note 6)
Class A common shares subject to possible redemption; 31,005,084 and -0- shares at redemption value at June 30, 2021 and December 31, 2020, respectively	310,050,840	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common shares, $0.0001 par value, 200,000,000 shares authorized, 3,494,916 and -0- shares issued and outstanding (excluding 31,005,084 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	349	—
Class B common shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 and 8,625,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	4,860,359	24,137
Retained earnings (accumulated deficit)	138,435	(1,000)
Total stockholders’ equity	5,000,006	24,000
Total liabilities and stockholders’ equity	$346,285,148	$75,000

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Formation and operational costs	$258,417	$336,423
Loss from operations	(258,417)	(336,423)

Other (expense) income:
Change in fair value of derivative liability - public warrants	138,000	1,173,000
Change in fair value of derivative liability - private warrants	(178,000)	712,000
Offering costs attributable to warrant liabilities	—	(645,069)
Other expense – private warrant liability	—	(771,333)
Interest and dividend income	5,243	7,260
Other (expense) income, net	(34,757)	475,858

(Loss) income before income taxes	(293,174)	139,435
Provision for income taxes	—	—
Net (loss) income	$(293,174)	$139,435
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	31,034,220	30,981,858
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	12,119,916	10,704,777
Basic and diluted net (loss) income per share, Non-redeemable Common stock	$(0.02)	$0.01

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

						Retained
	Class A		Class B		Additional	Earnings /
	Common Stock		Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000
Proceeds from initial public offering of Units on February 23, 2021 at $10.00 per Unit, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	314,883,961	—	314,887,411
Class A common stock subject to possible redemption; 30,849,500 shares at a redemption price of $10.00	(30,849,500)	(3,085)	—	—	(308,491,915)	—	(308,495,000)
Change in value of common stock subject to redemption	(184,720)	(18)	—	—	(1,848,996)	—	(1,849,014)
Net income	—	—	—	—	—	432,609	432,609
Balance at March 31, 2021	3,465,780	$347	8,625,000	$863	$4,567,187	$431,609	$5,000,006
Change in value of common stock subject to redemption	29,136	2	—	—	293,172	—	293,174
Net loss	—	—	—	—	—	(293,174)	(293,174)
Balance at June 30, 2021	3,494,916	$349	8,625,000	$863	$4,860,359	$138,435	$5,000,006

See accompanying notes to the unaudited, interim financial statements

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash flows from operating activities:
Net income	$139,435
Adjustments to reconcile net income to net cash used in operating activities:
Fair value of private warrant liability in excess of proceeds	771,333
Offering costs attributable to warrant liabilities	645,069
Interest earned on marketable securities held in Trust Account	(7,260)
Non-cash change in fair value of derivative liability – public warrants	(1,173,000)
Non-cash change in fair value of derivative liability – private warrants	(712,000)
Change in operating assets and liabilities:
Increase in prepaid expenses	(590,559)
Increase in accrued expenses	124,969
Net cash used in operating activities	(802,013)
Cash flows from investing activities:
Investment of cash into Trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash flows from financing activities
Proceeds from sale of Class A common stock to public, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Payment of offering costs	(530,658)
Proceeds from promissory note	107,197
Repayment of promissory note	(107,197)
Net cash provided by financing activities	346,469,342
Increase in cash	667,329
Cash at beginning of period	20,000
Cash at end of period	$687,329
Supplemental disclosure of non-cash financing activities
Deferred underwriting discount	$12,075,000
Change in value of Class A common stock subject to possible redemption	$1,555,840

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 17, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company believes it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $19,510,658, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $535,658 of other offering costs.

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

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

June 30, 2021

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, at June 30, 2021, 31,005,084 of the 34,500,000 public shares are classified outside of permanent equity at their redemption value.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage limit of $250,000. The Company has not experienced losses on these accounts.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021.

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

Investments and Cash Held in Trust Account

At June 30, 2021, the Company had $345,007,260 in the Trust Account which may be utilized for Business Combinations. At June 30, 2021, the Trust Account consisted of money market funds.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Net (Loss) Income Per Common Share

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

As of June 30, 2021, the Company had outstanding warrants to purchase of up to 12,833,333 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of basic and diluted net income per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,243	$7,260
Less: Income and franchise taxes	(5,243)	(7,260)
Net income allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	31,034,220	30,981,858
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Net Earnings
Net (loss) income	$(293,174)	$139,435
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net (Loss) Income	$(293,174)	$139,435
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	12,119,916	10,704,777
Basic and diluted net (loss) income per share	$(0.02)	$0.01

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

June 30, 2021

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

5.       Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor purchased 8,625,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Promissory Note — Related Party

On December 28, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering.  During the three and six months ended June 30, 2021, $107,197 was borrowed under the Promissory Note and $106,947 was repaid at the closing of the Initial Public Offering on February 23, 2021 and $250 was repaid on February 25, 2021, reducing the balance to zero as of June 30, 2021.

Administrative Services Agreement

The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services. During the three and six months ended June 30, 2021, the Company has incurred and paid $28,500 and $41,393 in fees for these services, respectively.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there are no amounts outstanding under the Working Capital Loans.

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

7.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the fair value on instruments treated as a liability for GAAP and equity for tax purposes.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2021. As of June 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

8.       Stockholders’ equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,494,916 shares of Class A common stock issued and outstanding, excluding 31,005,084 shares of Class A common stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

June 30, 2021

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

June 30, 2021

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted)the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

June 30, 2021

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Warrants

The warrants issued in connection with the Company’s initial public offering on February 23, 2021 are subject to treatment as a derivative liability. When Level 1 inputs are not available, the Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period with changes recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, risk-free interest rate, dividend yield, and expected term. The expected volatility at each reporting period was selected based on the average volatility of SPACs that are searching for an acquisition target. SPAC volatility is based upon historical stock prices over a six-year lookback period, or all historical data if less than six years is available. The risk-free interest rate is based on interpolation of U.S. Treasury yields with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be one year until the close of a Business Combination, and the contractual five-year term subsequently.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The key inputs into the option model for the Private Placement Warrants and Public Warrants as of February 23, 2021 and June 30, 2021 were as follows:

	As of
	February 23, 2021	June 30, 2021
Implied volatility	20%	20.70%
Risk-free interest rate	0.8%	1.00%
Warrant exercise price	$11.50	$11.50
Expected term	6	5.75

The Warrants are measured at fair value on a recurring basis. As of February 23, 2021, the Public and Private Warrants were classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities. As of June 30, 2021, the Public Warrants were classified as Level 1 due to the use of quoted prices in active markets, and the Private Warrants were classified as Level 2.

As of February 23, 2021, the values of the Public Warrants and Private Warrants were $11.2 million and $9.7 million, respectively.

As of June 30, 2021, the values of the Public Warrants and Private Warrants were $10.1 million and $8.9 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

		Private	Total warrant
	Public warrants	warrants	liabilities
Fair value when issued (February 23, 2021)	$11,247,000	$9,671,333	$20,918,333
Change in fair value from inception	$(1,173,000)	$(712,000)	$(1,885,000)
Fair value at June 30, 2021	$10,074,000	$8,959,333	$19,033,333

The initial fair value measurement of the private warrants reflects an increase of $771,333 from the issuance proceeds of $8,900,000, as the initial fair value was in excess of the proceeds received, and is included in the statement of operations in the line other expense – private warrant liability.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalent held in Trust Account	345,007,260	345,007,260	—	—
Liabilities:
Derivative liability - public warrants	10,074,000	10,074,000	—	—
Derivative liability - private warrants	8,959,333	—	8,959,333	—

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

Overview

Simon Property Group Acquisition Holdings, Inc. (the “Company”) was incorporated in Delaware on December 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. We completed our Public Offering on February 23, 2021. As of June 30, 2021, we had not identified any business combination target.

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

Results of Operations

For the three months ended June 30, 2021, we had a net loss of $293,174, primarily as a result of formation and operational costs of $258,417 and the non-cash unfavorable change in the fair value of our derivative liabilities of $40,000 offset by interest earned on marketable securities held in the Trust Account of $5,243.

For the six months ended June 30, 2021, we had net income of $139,435, primarily as a result of the non-cash favorable change in fair value of our derivative liabilities of $1,885,000 and interest earned on marketable securities held in the Trust Account of $7,260 offset by other expenses associated with the private warrant liability of $771,333, offering costs attributable to warrant liabilities of $645,069 and formation and operational costs of $336,423.

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

As indicated in the accompanying unaudited financial statements, at June 30, 2021, we had $687,329 in cash and deferred underwriting discount of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On December 28, 2020, the Sponsor purchased 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriter’s option to purchase additional units was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

As of June 30, 2021, we had cash held outside of the Trust Account of approximately $687,329, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes. At June 30, 2021, the Company had current liabilities of $125,969 and working capital of $1,218,586.

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

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three and six months ended June 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2021, $345,007,260 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2021, investment securities in the Company’s Trust Account consists of money market funds.

We have not engaged in any hedging activities during the three and six months ended June 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described in the Current Report on Form 8-K/A, filed with the SEC on May 19, 2021 (the “Restatement Current Report”). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described herein. Due solely to the events that led to our restatement of our financial statement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described in the Restatement Current Report. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Simon Property Group Acquisition Holdings, Inc.

Date: August 13, 2021	By:	/s/ BRIAN J. MCDADE
Brian J. McDade
Chief Financial Officer