Form 10-Q
period 2021-09-30
Simon Property Group Acquisition Holdings, Inc.
filed 2021-11-18
CIK 1839127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash	$652,847	$20,000
Prepaid expenses	493,980	—
Total current assets	1,146,827	20,000
Deferred offering costs	—	55,000
Cash and cash equivalent held in Trust Account	345,012,561	—
Total assets	$346,159,388	$75,000
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$313,123	$1,000
Accrued offering costs	—	50,000
Total current liabilities	313,123	51,000

Convertible promissory note - related party	779,648	—
Deferred underwriting discount	12,075,000	—
Derivative liability - public warrants	6,831,000	—
Derivative liability - private warrants	5,933,333	—
Total liabilities	25,932,104	51,000
Commitments and contingencies
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 and -0- shares subject to redemption at redemption value at September 30, 2021 and December 31, 2020, respectively	345,012,561	—
Stockholders’ (deficit )equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class B common shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(24,786,140)	(1,000)
Total stockholders’ (deficit) equity	(24,785,277)	24,000
Total liabilities and stockholders’ (deficit) equity	$346,159,388	$75,000

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Formation and operational costs	$1,068,215	$1,404,638
Loss from operations	(1,068,215)	(1,404,638)

Other income (expense):
Change in fair value of derivative liability - public warrants	3,243,000	4,416,000
Change in fair value of derivative liability - private warrants	3,026,000	3,738,000
Change in fair value of convertible promissory note - related party	(29,648)	(29,648)
Offering costs attributable to warrant liabilities	—	(645,069)
Other expense – private warrant liability	—	(771,333)
Interest and dividend income	5,301	12,561
Other income, net	6,244,653	6,720,511

Net income	$5,176,438	$5,315,873
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	27,675,824
Basic and diluted net income per share, Class A common stock	$0.12	$0.15
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.12	$0.15

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

RESTATED

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000
Measurement adjustment for Class A common stock to redemption amount	—	—	—	—	(24,137)	(30,090,469)	(30,114,606)
Net income	—	—	—	—	—	432,609	432,609
Balance at March 31, 2021	—	$—	8,625,000	$863	$—	$(29,658,860)	$(29,657,997)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(5,243)	(5,243)
Net loss	—	—	—	—	—	(293,174)	(293,174)
Balance at June 30, 2021	—	$—	8,625,000	$863	$—	$(29,957,277)	$(29,956,414)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(5,301)	(5,301)
Net income	—	—	—	—	—	5,176,438	5,176,438
Balance at September 30, 2021	—	$—	8,625,000	$863	$—	$(24,786,140)	$(24,785,277)

See accompanying notes to the unaudited, interim financial statements

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash flows from operating activities:
Net income	$5,315,873
Adjustments to reconcile net income to net cash used in operating activities:
Fair value of private warrant liability in excess of proceeds	771,333
Offering costs attributable to warrant liabilities	645,069
Interest earned on marketable securities held in Trust Account	(12,561)
Non-cash change in fair value of derivative liability – public warrants	(4,416,000)
Non-cash change in fair value of derivative liability – private warrants	(3,738,000)
Non-cash change in fair value of convertible promissory note - related party	29,648
Change in operating assets and liabilities:
Prepaid expenses	(493,980)
Accrued expenses	312,123
Net cash used in operating activities	(1,586,495)
Cash flows from investing activities:
Investment of cash into Trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash flows from financing activities
Proceeds from sale of Class A common stock to public, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Payment of offering costs	(530,658)
Proceeds from convertible promissory note - related party	750,000
Proceeds from promissory note	107,197
Repayment of promissory note	(107,197)
Net cash provided by financing activities	347,219,342
Increase in cash	632,847
Cash at beginning of period	20,000
Cash at end of period	$652,847
Supplemental disclosure of non-cash financing activities
Accretion for Class A common stock to redemption amount	$30,103,030
Deferred underwriting fee payable	$12,075,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 17, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering"), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 18, 2021. On February 23, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,933,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to SPG Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,900,000, which is described in Note 5.

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

2.       Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the value of the Class A common stock subject to possible redemption to be equal to the redemption value, reduced due to the provision in its certificate of incorporation that a redemption in connection with an initial Business Combination cannot result in net tangible assets being less than $5,000,001. However, during the preparation of the Company’s financial statements as of September 30, 2021, management determined that, notwithstanding the provision in the certificate of incorporation described above, the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a correction of an error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the correction of the error for the Class A common stock subject to redemption, the Company also restated its net loss per common share calculation to allocate net loss evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of February 23, 2021 (audited)	Reported	Adjustment	As Restated
Common stock subject to possible redemption	$308,495,000	$36,505,000	$345,000,000
Common stock	$365	$(365)	$—
Additional paid-in capital	$6,416,183	$(6,416,183)	$—
Accumulated deficit	$(1,417,402)	$(30,088,452)	$(31,505,854)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(36,505,000)	$(31,504,991)

Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$310,344,014	$34,658,003	$345,002,017
Common stock	$347	$(347)	$—
Additional paid-in capital	$4,567,187	$(4,567,187)	$—
Retained earnings (Accumulated deficit)	$431,609	$(30,090,469)	$(29,658,860)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(34,658,003)	$(29,657,997)

Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$310,050,840	$34,956,420	$345,007,260
Common stock	$349	$(349)	$—
Additional paid-in capital	$4,860,359	$(4,860,359)	$—
Retained earnings (Accumulated deficit)	$138,435	$(30,095,712)	$(29,957,277)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(34,956,420)	$(29,956,414)

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,339,800	1,460,200	13,800,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.02	$0.02
Basic and diluted weighted average shares outstanding, Class B common stock non-redeemable	10,085,200	(1,460,200)	8,625,000
Basic and diluted net income (loss) per share, Class B common stock non-redeemable	$0.04	$(0.02)	$0.02

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	31,034,220	3,465,780	34,500,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, Class B common stock non-redeemable	12,119,916	(3,494,916)	8,625,000
Basic and diluted net income (loss) per share, Class B common stock non-redeemable	$(0.02)	$0.01	$(0.01)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,981,858	(6,774,676)	24,207,182
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	—	$—
Basic and diluted weighted average shares outstanding, Class B common stock non-redeemable	10,704,777	(2,079,777)	8,625,000
Basic and diluted net income (loss) per share, Class B common stock non-redeemable	$0.01	$(0.01)	$—

Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Sale of 34,500,000 Units, net of underwriting discounts, offering costs and warrant liability	$314,887,411	$(314,887,411)	$—
Class A common stock subject to possible redemption	$(308,495,000)	$308,495,000	$—
Change in value of class A common stock subject to redemption	$(1,849,014)	$1,849,014	$—
Accretion for Class A common stock subject to redemption amount	$—	$(30,114,606)	$(30,114,606)

Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Change in value of class A common stock subject to redemption	$293,174	$(293,174)	$—
Accretion for Class A common stock subject to redemption amount	$—	$(5,243)	$(5,243)

Statement of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2021 (unaudited)
Change in value of class A common stock subject to redemption	$293,174	$(293,174)	$—
Accretion for Class A common stock subject to redemption amount	$—	$(30,119,849)	$(30,119,849)

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$(1,555,840)	$1,563,100	$7,260

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

3.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities and the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(11,247,000)
Class A common stock issuance costs	(18,865,589)
Plus:
Measurement adjustment of carrying value to redemption value	30,125,150
Class A common stock subject to possible redemption	$345,012,561

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11.)

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020.

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

Investments and Cash Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a derivative liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of operations. The fair value of the warrants was estimated using a Monte Carlo model, as further discussed in Note 11.

Convertible Promissory Note – Related Party

The Company accounts for the convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash gains or losses in the condensed consolidated statements of operations.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stocks is excluded from net income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, or the warrants issued as a result of the convertible promissory note since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,833,333 shares of Class A common stocks in the aggregate. As of September 30, 2021, other than the convertible promissory note, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$4,141,150	$1,035,288	$4,052,833	$1,263,040
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	27,675,824	8,625,000
Basic and diluted net income per common stock	$0.12	$0.12	$0.15	$0.15

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering.  Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Accordingly, offering costs totaling $18,865,589 were charged to stockholders’ equity, which includes $18,975,000 in underwriter’s fees and excludes $645,069 in offering costs allocated to the warrants, which were expensed in the statements of operations in the line offering costs attributable to warrant liabilities.

Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements based on current operations of the Company. The impact of any

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

recently issued accounting standards will be re-evaluated on a regular basis or if a business combination is completed where the impact could be material.

4.       Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The Company paid an upfront underwriting discount of 2.00% ($6,900,000) of the per Unit offering price to the underwriter at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($12,075,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

5.       Private Placements

Simultaneously with the closing of the Initial Public Offering, the Sponsor has agreed to purchase an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($8,900,000) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

6.       Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor purchased 8,625,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Promissory Note — Related Party

On December 28, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering.  During the three and nine months ended September 30, 2021, $107,197 was borrowed under the Promissory Note and $106,947 was repaid at the closing of the Initial Public Offering on February 23, 2021 and $250 was repaid on February 25, 2021, reducing the balance to zero as of September 30, 2021. Borrowings under the Promissory Note are no longer available.

Convertible Promissory Note — Related Party

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

On September 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At September 30, 2021, there was $750,000 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 11. The fair value of the note as of September 30, 2021, was $779,648 which resulted in a change in fair value of the convertible promissory note of $29,648 recorded in the statement of operations for the three and nine months ended September 30, 2021.

Administrative Services Agreement

The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services. During the three and nine months ended September 30, 2021, the Company has incurred and paid $28,500 and $69,893 in fees for these services, respectively.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

7.       Commitments and Contingencies

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

8.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the fair value on instruments treated as a liability for GAAP and equity for tax purposes.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2021. As of September 30, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

9.       Stockholders’ equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

10.        Warrants

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

11.       Fair Value Measurement

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalent held in Trust Account	345,012,561	345,012,561	—	—
Liabilities:
Derivative liability - public warrants	6,831,000	6,831,000	—	—
Derivative liability - private warrants	5,933,333	—	5,933,333	—
Convertible promissory note - related party	779,648			779,648

Warrants

The warrants issued in connection with the Company’s initial public offering on February 23, 2021 are subject to treatment as a derivative liability. When Level 1 inputs are not available, the Company utilizes a Monte Carlo simulation methodology to value the warrants at each reporting period with changes recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, risk-free interest rate, dividend yield, and expected term. The expected volatility at each reporting period was selected based on the average volatility of SPACs that are searching for an acquisition target. SPAC volatility is based upon historical stock prices over a six-year lookback period, or all historical data if less than six years is available. The risk-free interest rate is based on interpolation of U.S. Treasury yields with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be one year until the close of a Business Combination, and the contractual five-year term subsequently.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The key inputs into the option model for the Private Placement Warrants and Public Warrants as of February 23, 2021 and September 30, 2021 were as follows:

	As of
	February 23, 2021	September 30, 2021
Implied volatility	20%	15.00%
Risk-free interest rate	0.8%	1.11%
Warrant exercise price	$11.50	$11.50
Expected term	6	5.75

The Warrants are measured at fair value on a recurring basis.

As of February 23, 2021, the values of the Public Warrants and Private Warrants were $11.2 million and $9.7 million, respectively.

As of September 30, 2021, the values of the Public Warrants and Private Warrants were $6.8 million and $5.9 million, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

		Private	Total warrant
	Public warrants	warrants	liabilities
Fair value as of January 1, 2021	$—	$—	$—
Fair value when issued February 23, 2021	11,247,000	9,671,333	20,918,333
Change in fair value from inception	(1,035,000)	(890,000)	(1,925,000)
Transfer to Level 2	(10,212,000)	(8,781,333)	(18,993,333)
Fair value at September 30, 2021	$—	$—	$—

The initial fair value measurement of the private warrants reflects an increase of $771,333 from the issuance proceeds of $8,900,000, as the initial fair value was in excess of the proceeds received and is included in the statements of operations in the line other expense – private warrant liability.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. As of February 23, 2021, the Public and Private Warrants were classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities. As of June 30, 2021, the Public Warrants were classified as Level 1 due to the use of quoted prices in active markets, and the Private Warrants were classified as Level 2.

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended March 31, 2021 was $10,212,000, The Public Warrants were subsequently transferred to Level 1. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended March 31, 2021 was $8,781,333. There were no changes between levels during the three months ended June 30, 2021 and September 30, 2021.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Convertible Promissory Note – Related Party

The Company utilizes a binomial lattice model to estimate fair value of the convertible promissory note at each reporting period with changes recognized in the statements of operations.  The key assumptions in the model relate to expected share-price volatility, risk-free interest rate, exercise price, expected term and the probability of occurrence of the transaction. The expected volatility was based on the average volatility of SPACs that are searching for an acquisition target. SPAC volatility is based upon historical stock prices over a six-year lookback period, or all historical data if less than six years is available. The risk-free interest rate is based on interpolation of U.S. Treasury yields with a term commensurate with the term of the warrants. The Company anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be the estimated date of a Business Combination.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

September 30, 2021
Risk-free interest rate	$0.07%
Term	0.75
Expected volatility	15.00%
Exercise price	$1.50
Stock Price	$9.75
Probability of transaction	75.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Convertible
Promissory
Note
Fair value as of January 1, 2021	$—
Proceeds received through convertible promissory note	750,000
Change in valuation inputs or other assumptions	29,648
Fair value as of September 30, 2021	$779,648

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021 for the convertible promissory note.

12.       Subsequent Events

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

Overview

Simon Property Group Acquisition Holdings, Inc. (the “Company”) was incorporated in Delaware on December 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. We completed our Public Offering on February 23, 2021. As of September 30, 2021, we had not identified any Business Combination target.

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

Results of Operations

For the three months ended September 30, 2021, we had a net income of $5,176,438, primarily as a result of non-cash favorable change in the fair value of our derivative liabilities of $6,269,000, change in fair value of the convertible promissory note of $29,648, and interest earned on marketable securities held in the Trust Account of $5,301, offset by formation and operational costs of $1,068,215.

For the nine months ended September 30, 2021, we had net income of $5,315,873, primarily as a result of the non-cash favorable change in fair value of our derivative liabilities of $8,154,000, change in fair value of the convertible promissory note of $29,648, and interest earned on marketable securities held in the Trust Account of $12,561 offset by other expenses associated with the private warrant liability of $771,333, offering costs attributable to warrant liabilities of $645,069 and formation and operational costs of $1,404,638.

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

As indicated in the accompanying unaudited financial statements, at September 30, 2021, we had $652,847 in cash and deferred underwriting discount of $12,075,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On September 8, 2021, the Sponsor agreed to loan us an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of our initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At September 30, 2021, there was $750,000 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 11. The fair value of the note as of September 30, 2021, was $779,648 which resulted in a change in fair value of the convertible promissory note of $29,648 recorded in the statement of operations for the three and nine months ended September 30, 2021.

As of September 30, 2021, we had cash held outside of the Trust Account of approximately $652,847, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes. At September 30, 2021, the Company had current liabilities of $313,123 and working capital of $950,371.

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

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three and nine months ended September 30, 2021 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2021, $345,012,561 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2021, investment securities in the Company’s Trust Account consists of money market funds.

We have not engaged in any hedging activities during the three and nine months ended September 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the Company’s inability to properly account for complex financial instruments.

To address the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm with respect to complex financial instruments such as the Class A common stock subject to possible redemption as further described in Note 2 to our financial statements. While we have processes to identify and appropriately apply applicable accounting requirements to complex financial instruments, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to provide enhanced access to accounting literature, research materials and documents and implement increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing changes to our internal control over financial reporting to remediate such material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 6,900,000 public warrants and 5,933,000 private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the restatement of our audited balance sheet as of February 23, 2021 and our financial statements and related quarterly reports as of and for the three months ended March 31, 2021 and as of and for the three and six months ended June 30, 2021, (collectively, “the Restatements”), our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting related to our inability to properly accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Management and our audit committee concluded that it was appropriate to restate our previously issued financial statements as further described in Note 2 to the financial statements included in this report.  As part of such process, we identified a material weakness in our internal control over financial reporting, related to our inability to properly account for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting as described above.

As noted above, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements. As a part of the Restatements, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weaknesses, the Restatements, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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
33.1

Promissory Note, dated September 8, 2021, issued by Simon Property Group Acquisition Holdings, Inc. to SPG Sponsor, LLC (incorporated by reference to Exhibit 10.1 of Simon Property Group Acquisition Holdings, Inc.'s Current Report on Form 8-K filed September 10, 2021).

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

Simon Property Group Acquisition Holdings, Inc.

Date: November 18, 2021	By:	/s/ BRIAN J. MCDADE
Brian J. McDade
Chief Financial Officer