Form 10-Q
period 2022-03-31
Simon Property Group Acquisition Holdings, Inc.
filed 2022-05-13
CIK 1839127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$82,515	$461,064
Prepaid expenses	389,855	405,042
Total current assets	472,370	866,106
Marketable Securities held in Trust Account	345,047,262	345,019,104
Total assets	$345,519,632	$345,885,210
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$294,937	$412,391
Total current liabilities	294,937	412,391

Convertible promissory note - related party	736,669	762,850
Deferred underwriting discount	12,075,000	12,075,000
Derivative liability - public warrants	2,788,667	5,865,000
Derivative liability - private warrants	3,243,000	5,043,333
Total liabilities	19,138,273	24,158,574
Commitments and contingencies (see Note 6)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to redemption at redemption value at March 31, 2022 and December 31, 2021	345,047,262	345,019,104
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class B common shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,666,766)	(23,293,331)
Total stockholders’ deficit	(18,665,903)	(23,292,468)
Total liabilities and stockholders’ deficit	$345,519,632	$345,885,210

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Formation and operational costs	$276,295	$78,006
Loss from operations	(276,295)	(78,006)

Other expense:
Change in fair value of derivative liability - public warrants	2,622,000	1,035,000
Change in fair value of derivative liability - private warrants	2,254,666	890,000
Change in fair value of convertible promissory note - related party	26,181	—
Offering costs attributable to warrant liabilities	—	(645,069)
Other expense – private warrant liability	—	(771,333)
Interest income - bank	13	—
Interest earned on Marketable Securities held in trust account	28,158	2,017
Other income, net	4,931,018	510,615

Net income	$4,654,723	$432,609
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	13,800,000
Basic and diluted net income per share, Class A common stock	$0.11	$0.02
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.11	$0.02

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	8,625,000	$863	$—	$(23,293,331)	$(23,292,468)

Change in value of Class A common stock subject to possible redemption	—	—	—	(28,158)	(28,158)

Net income	—	—	—	4,654,723	4,654,723

Balance at March 31, 2022	8,625,000	$863	$—	$(18,666,766)	$(18,665,903)

THREE MONTHS ENDED MARCH 31, 2021

					Total
	Class B		Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	8,625,000	$863	$24,137	$(1,000)	$24,000

Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(30,090,469)	(30,114,606)

Net income	—	—	—	432,609	432,609

Balance at March 31, 2021	8,625,000	$863	$—	$(29,658,860)	$(29,657,997)

See accompanying notes to the unaudited, interim financial statements

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,654,723	$432,609
Adjustments to reconcile net income to net cash used in operating activities:
Fair value of private warrant liability in excess of proceeds	—	—
Interest earned on marketable securities held in Trust Account	(28,158)	(2,017)
Non-cash change in fair value of derivative liability – public warrants	(2,622,000)	(1,035,000)
Non-cash change in fair value of derivative liability – private warrants	(2,254,666)	(890,000)
Non-cash change in fair value of convertible promissory note - related party	(26,181)	—
Compensation expense on Private Placement warrants	—	771,333
Transaction costs incurred in connection with IPO	—	645,069
Changes in operating assets and liabilities:
Prepaid expenses	15,187	(685,587)
Accrued expenses	(117,454)	43,643
Net cash used in operating activities	$(378,549)	$(719,950)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(345,000,000)
Net cash used in investing activities	$—	$(345,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Class A common stock to public, net of underwriting discounts paid	$—	$338,100,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Payment of offering costs	—	(530,658)
Proceeds from promissory note	—	107,197
Repayment of promissory note	—	(107,197)
Net cash provided by financing activities	$—	$346,469,342

Net Change in Cash	$(378,549)	$749,392
Cash – Beginning	461,064	20,000
Cash – Ending	$82,515	$769,392
Supplemental disclosure of non-cash financing activities
Change in value of Class A common stock subject to possible redemption	$28,158	$—
Deferred underwriting discount	$—	$12,075,000

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

1.       Description of Organization and Business Operations

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

All activity for the period from December 17, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering"), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

March 31, 20222

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

March 31, 20222

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

March 31, 20222

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s condensed financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity, Financial Condition and Going Concern

As of March 31, 2022, the Company had $82,515 in operating cash, $345,047,262 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $224,695.  Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.  The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5.

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 20222

(Unaudited)

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the condensed financial position as of March 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the full year or any other period.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

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

March 31, 20222

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9.)

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 20222

(Unaudited)

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

Investments and Cash Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stocks is excluded from net income per share as the redemption value approximates fair value.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 20222

(Unaudited)

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, or the warrants issued as a result of the convertible promissory note since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,833,333 shares of Class A common stocks in the aggregate. As of March 31, 2022 and 2021, other than the convertible promissory note, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income  per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,723,778	$930,945	$266,221	$166,388
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	13,800,000	8,625,000
Basic and diluted net income per common stock	$0.11	$0.11	$0.02	$0.02

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 20222

(Unaudited)

3.       Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The Company paid an upfront underwriting discount of 2.00% ($6,900,000) of the per Unit offering price to the underwriter at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% ($12,075,000) of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

4.       Private Placements

Simultaneously with the closing of the Initial Public Offering, the Sponsor has agreed to purchase an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($8,900,000) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 20222

(Unaudited)

Promissory Note — Related Party

On December 28, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. During the year ended December 31, 2021, $107,197 was borrowed under the Promissory Note and was repaid in full in February, 2021, reducing the balance to zero as  of December 31, 2021. Borrowings under the Promissory Note are no longer available.

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

On September 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At March 31, 2022, there was $762,850 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 9. The fair value of the note as of March 31, 2022, was $736,669 which resulted in a change in fair value of the convertible promissory note of $26,181 recorded in the statement of operations for the three months ended March 31, 2022.

Administrative Services Agreement

The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services. During the three months ended March 31, 2022 and 2021, the Company has incurred $28,500 and $12,893 in fees for these services, respectively.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 20222

(Unaudited)

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

7.       Stockholders’ deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 20222 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

March 31, 20222

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

8.        Warrant Liabilities

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

March 31, 20222

(Unaudited)

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

March 31, 20222

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalent held in Trust Account	345,047,262	345,047,262	—	—
Liabilities:
Derivative liability - public warrants	2,788,667	2,788,667	—	—
Derivative liability - private warrants	3,243,000	—	3,243,000	—
Convertible promissory note - related party	736,669	—	—	736,669

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	345,019,104	345,019,104	—	—
Liabilities:
Derivative liability - public warrants	5,865,000	5,865,000	—	—
Derivative liability - private warrants	5,043,333	—	5,043,333	—
Convertible promissory note - related party	762,850	—	—	762,850

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 20222

(Unaudited)

Warrant Liabilities

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

The key inputs into the option model for the Private Placement Warrants and Public Warrants as of February 23, 2021, December 31, 2021 and March 31, 2022 were as follows:

	As of
	February 23, 2021	December 31, 2021	March 31, 2022
Implied volatility	20.00%	12.50%	6.15
Risk-free interest rate	0.80%	1.35%	2.41
Warrant exercise price	$11.50	$11.50	$11.50
Expected term	6.00	6.00	5.75

The Warrants are measured at fair value on a recurring basis.

As of February 23, 2021, the values of the Public Warrants and Private Warrants were $11.2 million and $9.7 million, respectively.

As of December 31, 2021, the values of the Public Warrants and Private Warrants were $5.9 million and $5.0 million, respectively.

As of March 31, 2022, the values of the Public Warrants and Private Warrants were $3.2 million and $2.8 million, respectively.

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

March 31, 20222

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

The estimated fair value of the convertible promissory note was based on the following significant inputs:

At September 8, 2021, the date of the convertible promissory note draw, the estimated fair value was $750,000.

	September 8, 2021	December 31, 2021	March 31, 2022
Risk-free interest rate	0.07%	0.39%	1.35%
Term	0.75	1.00	0.75
Expected volatility	15.00%	12.50%	6.15%
Exercise price	$1.50	$1.50	$1.50
Stock Price	$9.75	$9.74	$9.78
Probability of transaction	75.0%	65.0%	50.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Convertible
Promissory
Note
Fair value as of January 1, 2022	$762,850
Proceeds received through convertible promissory note	—
Change in valuation inputs or other assumptions	(26,181)
Fair value as of March 31, 2022	$736,669

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the convertible promissory note.

10.       Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements. Based upon this review and other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 20, 2022, the Company drew an additional $600,000 from the promissory note to pay expenses.

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

Overview

Simon Property Group Acquisition Holdings, Inc. (the “Company”) was incorporated in Delaware on December 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. We completed our Public Offering on February 23, 2021. As of March 31, 2022, we had not identified any Business Combination target.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and our search for a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net income of $4,654,723, which consisted of a change in fair value of our derivative liabilities of $4,876,666, change in fair value of the convertible promissory note of $26,181, interest income in bank of $13 and interest earned on marketable securities held in the Trust Account of $28,158 offset by formation and operational costs of $276,295.

For the three months ended March 31, 2021, we had net income of $432,609, which consisted of a change in fair value of our derivative liabilities of $1,925,000 and interest earned on marketable securities held in the Trust Account of $2,017 offset by other expenses associated with the private warrant liability of $771,333, offering costs attributable to warrant liabilities of $645,069 and formation and operational costs of $78,006.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $82,515 in operating cash, $345,047,262 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $224,695. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.  The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5 of the accompanying Notes to the Financial Statements.

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

For the three months ended March 31, 2022, net cash used in operating activities was $378,549. Net income of $4,654,723 was affected by interest earned on marketable securities held in the Trust Account of $28,158, change in fair value of our derivative liabilities of $4,876,666, non-cash change in fair value of the convertible promissory note of $26,181. Changes in operating assets and liabilities used $102,267 of cash for operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $719,950. Net income of $432,609 was affected by interest earned on marketable securities held in the Trust Account of $2,017, change in fair value of our derivative liabilities of $1,925,000, fair value of private warrant liability in excess of proceeds of $771,333 and offering costs attributable to warrant liabilities of $645,069. Changes in operating assets and liabilities used $641,944 of cash for operating activities.

At March 31, 2022, we had cash held outside of the Trust Account of approximately $82,515, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes. At March 31, 2022, the Company had current liabilities of $294,937 and working capital of $224,695.

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

On September 8, 2021, the Sponsor agreed to loan us an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of our initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At March 31, 2022, there was $762,850 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 9. The fair value of the note as of March 31, 2022, was $726,669, which resulted in a change in fair value of the convertible promissory note of $26,181 recorded in the statement of operations for the three months ended March 31, 2022.

On April 20, 2022, the Company drew an additional $600,000 from the promissory note to pay expenses.

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2022, $345,047,262 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2022, investment securities in the Company’s Trust Account consists of money market funds.

We have not engaged in any hedging activities during the three months ended March 31, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the Company’s inability to properly account for complex financial instruments.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2022; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

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

Simon Property Group Acquisition Holdings, Inc.

Date: May 13, 2022	By:	/s/ BRIAN J. MCDADE
Brian J. McDade
Chief Financial Officer