Form 10-Q
period 2022-06-30
Simon Property Group Acquisition Holdings, Inc.
filed 2022-08-12
CIK 1839127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August [ ], 2022, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$385,060	$461,064
Prepaid expenses	279,667	405,042
Total current assets	664,727	866,106
Marketable Securities held in Trust Account	345,537,283	345,019,104
Total assets	$346,202,010	$345,885,210
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$168,735	$412,391
Income taxes payable	48,266	—
Total current liabilities	217,001	412,391

Convertible promissory note - related party	1,324,475	762,850
Deferred underwriting discount	12,075,000	12,075,000
Derivative liability - public warrants	1,269,600	5,865,000
Derivative liability - private warrants	1,091,733	5,043,333
Total liabilities	15,977,809	24,158,574
Commitments and contingencies (see Note 6)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to redemption at redemption value at June 30, 2022 and December 31, 2021	345,537,283	345,019,104
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class B common shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,313,945)	(23,293,331)
Total stockholders’ deficit	(15,313,082)	(23,292,468)
Total liabilities and stockholders’ deficit	$346,202,010	$345,885,210

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operational costs	$281,891	$258,417	$558,186	$336,423
Loss from operations	(281,891)	(258,417)	(558,186)	(336,423)

Other income (expense):
Change in fair value of derivative liability - public warrants	1,696,934	(178,000)	3,951,600	712,000
Change in fair value of derivative liability - private warrants	1,973,400	138,000	4,595,400	1,173,000
Change in fair value of convertible promissory note - related party	12,194	—	38,375	—
Offering costs attributable to warrant liabilities	—	—	—	(645,069)
Other expense – private warrant liability	—	—	—	(771,333)
Interest income - bank	450	—	463	—
Interest earned on Marketable Securities held in trust account	490,021	5,243	518,179	7,260
Other income (expense), net	4,172,999	(34,757)	9,104,017	475,858

Income (loss) before provision for income taxes	3,891,108	(293,174)	8,545,831	139,435
Provision for income taxes	(48,266)	—	(48,266)	—
Net income (loss)	$3,842,842	$(293,174)	$8,497,565	$139,435
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	24,207,182
Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.01)	$0.20	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.01)	$0.20	$0.00

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	8,625,000	$863	$—	$(23,293,331)	$(23,292,468)

Change in value of Class A common stock subject to possible redemption	—	—	—	(28,158)	(28,158)

Net income	—	—	—	4,654,723	4,654,723

Balance at March 31, 2022	8,625,000	$863	$—	$(18,666,766)	$(18,665,903)

Change in value of Class A common stock subject to possible redemption	—	—	—	(490,021)	(490,021)

Net income	—	—	—	3,842,842	3,842,842

Balance at June 30, 2022	8,625,000	$863	$—	$(15,313,945)	$(15,313,082)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

					Total
	Class B		Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	8,625,000	$863	$24,137	$(1,000)	$24,000

Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(30,090,469)	(30,114,606)

Net income	—	—	—	432,609	432,609

Balance at March 31, 2021	8,625,000	$863	$—	$(29,658,860)	$(29,657,997)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(5,243)	(5,243)

Net loss	—	—	—	(293,174)	(293,174)

Balance at June 30, 2021	8,625,000	$863	$—	$(29,957,277)	$(29,956,414)

See accompanying notes to the unaudited, interim financial statements

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,497,565	$139,435
Adjustments to reconcile net income to net cash used in operating activities:
Fair value of private warrant liability in excess of proceeds	—	—
Interest earned on marketable securities held in Trust Account	(518,179)	(7,260)
Non-cash change in fair value of derivative liability – public warrants	(4,595,400)	(1,173,000)
Non-cash change in fair value of derivative liability – private warrants	(3,951,600)	(712,000)
Non-cash change in fair value of convertible promissory note - related party	(38,375)	—
Compensation expense on Private Placement warrants	—	771,333
Transaction costs incurred in connection with IPO	—	645,069
Changes in operating assets and liabilities:
Prepaid expenses	125,375	(590,559)
Accrued expenses	(243,656)	124,969
Income taxes payable	48,266	—
Net cash used in operating activities	$(676,004)	$(802,013)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(345,000,000)
Net cash used in investing activities	$—	$(345,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Class A common stock to public, net of underwriting discounts paid	$—	$338,100,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Payment of offering costs	—	(530,658)
Proceeds from promissory note	—	107,197
Repayment of promissory note	—	(107,197)
Proceeds from convertible promissory note - related party	600,000	—
Net cash provided by financing activities	$600,000	$346,469,342

Net Change in Cash	$(76,004)	$667,329
Cash – Beginning	461,064	20,000
Cash – Ending	$385,060	$687,329
Supplemental disclosure of non-cash financing activities
Change in value of Class A common stock subject to possible redemption	$518,179	$7,260
Deferred underwriting discount	$—	$12,075,000

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

All activity for the period from December 17, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

June 30, 2022

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

June 30, 2022

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

June 30, 2022

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

Liquidity, Financial Condition and Going Concern

As of June 30, 2022, the Company had $385,060 in operating cash, $345,537,283 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $796,042. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 23, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 23, 2023.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the condensed financial position as of June 30, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the full year or any other period.

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

June 30, 2022

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.24% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.56% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and $0 and $0 amounts accrued for interest as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Investments and Cash Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

June 30, 2022

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, or the warrants issued as a result of the convertible promissory note since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,833,333 shares of Class A common stocks in the aggregate. As of June 30, 2022 and 2021, other than the convertible promissory note, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,074,274	$768,568	$(234,539)	$(58,635)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per common stock	$0.09	$0.09	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$6,798,052	$1,699,513	$102,805	$36,630
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	24,207,182	8,625,000
Basic and diluted net income per common stock	$0.20	$0.20	$0.00	$0.00

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

5.       Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor purchased 8,625,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On January 28, 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent director nominees at the original purchase price. The Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

On September 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At June 30, 2022, there was $1,350,000 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 9. The fair value of the note as of June 30, 2022, was $1,324,475 which resulted in a change in fair value of the convertible promissory note of $12,194 and $38,375 recorded in the statement of operations for the three and six months ended June 30, 2022.

Administrative Services Agreement

The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services. During the three and six months ended June 30, 2022, the Company has incurred $28,500 and $57,000 and during the three and six months ended June 30, 2021, $28,500 and $41,393 in fees for these services, respectively.

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

7.       Stockholders’ deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

June 30, 2022

(Unaudited)

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

June 30, 2022

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

June 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalent held in Trust Account	345,537,283	345,537,283	—	—
Liabilities:
Derivative liability - public warrants	1,269,600	1,269,600	—	—
Derivative liability - private warrants	1,091,733	—	1,091,733	—
Convertible promissory note - related party	1,324,475	—	—	1,324,475

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	345,019,104	345,019,104	—	—
Liabilities:
Derivative liability - public warrants	5,865,000	5,865,000	—	—
Derivative liability - private warrants	5,043,333	—	5,043,333	—
Convertible promissory note - related party	762,850	—	—	762,850

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

June 30, 2022

(Unaudited)

anticipates the dividend yield to be zero. The expected term of the warrants is assumed to be one year until the close of a Business Combination, and the contractual five-year term subsequently.

The key inputs into the option model for the Private Placement Warrants and Public Warrants as of February 23, 2021, December 31, 2021 and June 30, 2022 were as follows:

	As of
	February 23, 2021	December 31, 2021	June 30, 2022
Implied volatility	20.00%	12.50%	1.68%
Risk-free interest rate	0.80%	1.35%	3.02%
Warrant exercise price	$11.50	$11.50	$11.50
Expected term	6.00	6.00	5.50

The Warrants are measured at fair value on a recurring basis.

As of February 23, 2021, the values of the Public Warrants and Private Warrants were $11.2 million and $9.7 million, respectively.

As of December 31, 2021, the values of the Public Warrants and Private Warrants were $5.9 million and $5.0 million, respectively.

As of June 30, 2022, the values of the Public Warrants and Private Warrants were $1.3 million and $1.1 million, respectively.

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

June 30, 2022

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

The estimated fair value of the convertible promissory note was based on the following significant inputs:

At September 8, 2021, the date of the convertible promissory note draw, the estimated fair value was $750,000.

	September 8, 2021	December 31, 2021	June 30, 2022
Risk-free interest rate	0.07%	0.39%	2.51%
Term	0.75	1.00	0.50
Expected volatility	15.00%	12.50%	1.68%
Exercise price	$1.50	$1.50	$1.50
Stock Price	$9.75	$9.74	$9.80
Probability of transaction	75.0%	65.0%	35.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Convertible
Promissory
Note
Fair value as of January 1, 2022	$762,850
Proceeds received through convertible promissory note	—
Change in valuation inputs or other assumptions	(26,181)
Fair value as of March 31, 2022	$736,669
Change in valuation inputs or other assumptions	(12,194)
Draw on convertible promissory note	600,000
Fair value as of June 30, 2022	$1,324,475

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the convertible promissory note.

10.       Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

Simon Property Group Acquisition Holdings, Inc. (the “Company”) was incorporated in Delaware on December 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. We completed our Public Offering on February 23, 2021. As of June 30, 2022, we had not identified any Business Combination target.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and our search for a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net income of $3,842,842, which consisted of a change in fair value of our derivative liabilities of $3,670,334, change in fair value of the convertible promissory note of $12,194, interest income in bank of $450 and interest earned on marketable securities held in the Trust Account of $490,021 offset by formation and operational costs of $281,891 and provision for income tax of $48,266.

For the six months ended June 30, 2022, we had a net income of $8,497,565, which consisted of a change in fair value of our derivative liabilities of $8,547,000, change in fair value of the convertible promissory note of $38,375, interest income in bank of $463 and interest earned on marketable securities held in the Trust Account of $518,179 offset by formation and operational costs of $558,186 and provision for income tax of $48,266.

For the three months ended June 30, 2021, we had net loss of $293,174, which consisted of a change in fair value of our derivative liabilities of $40,000 and formation and operational costs of $258,417, offset by interest earned on marketable securities held in the Trust Account of $5,243.

For the six months ended June 30, 2021, we had net income of $139,435, which consisted of a change in fair value of our derivative liabilities of $1,885,000 and interest earned on marketable securities held in the Trust Account of $7,260 offset by other expenses associated with the private warrant liability of $771,333, offering costs attributable to warrant liabilities of $645,069 and formation and operational costs of $336,423.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $385,060 in operating cash, $345,537,283 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $796,042. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5 of the accompanying Notes to the Financial Statements.

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

For the six months ended June 30, 2022, net cash used in operating activities was $676,004. Net income of $8,497,565 was affected by interest earned on marketable securities held in the Trust Account of $518,179, change in fair value of our derivative liabilities of $8,547,000, non-cash change in fair value of the convertible promissory note of $38,375. Changes in operating assets and liabilities used $70,015 of cash for operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $802,013. Net income of $139,435 was affected by interest earned on marketable securities held in the Trust Account of $7,260, change in fair value of our derivative liabilities of $1,885,000, fair value of private warrant liability in excess of proceeds of $771,333 and offering costs attributable to warrant liabilities of $645,069. Changes in operating assets and liabilities used $465,590 of cash for operating activities.

At June 30, 2022, we had cash held outside of the Trust Account of approximately $385,060, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes. At June 30, 2022, the Company had current liabilities of $217,001 and working capital of $796,042.

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

On September 8, 2021, the Sponsor agreed to loan us an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of our initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At June 30, 2022, there was $1,350,000 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 9. The fair value of the note as of June 30, 2022, was $1,324,475, which resulted in a change in fair value of the convertible promissory note of $25,525 recorded in the statement of operations for the three and six months ended June 30, 2022.

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three and six months ended June 30, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2022, $345,537,283 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2022, investment securities in the Company’s Trust Account consists of money market funds.

We have not engaged in any hedging activities during the three and six months ended June 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. We have enhanced our financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, by engaging a large independent third-party accounting firm with expertise in this area with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and six months ended June 30, 2022.

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

Simon Property Group Acquisition Holdings, Inc.

Date: August 12, 2022	By:	/s/ BRIAN J. MCDADE
Brian J. McDade
Chief Financial Officer