Form 10-Q
period 2022-09-30
Simon Property Group Acquisition Holdings, Inc.
filed 2022-11-04
CIK 1839127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 34,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

i

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$152,365	$461,064
Prepaid expenses	169,480	405,042
Total current assets	321,845	866,106
Marketable Securities held in Trust Account	347,097,352	345,019,104
Total assets	$347,419,197	$345,885,210
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$74,401	$412,391
Income taxes payable	365,551	—
Total current liabilities	439,952	412,391

Convertible promissory note - related party	1,328,124	762,850
Deferred underwriting discount	12,075,000	12,075,000
Derivative liability - public warrants	448,500	5,865,000
Derivative liability - private warrants	385,667	5,043,333
Total liabilities	14,677,243	24,158,574
Commitments and contingencies (see Note 6)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to redemption at redemption value at September 30, 2022 and December 31, 2021	347,097,352	345,019,104
Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class B common shares, $0.0001 par value, 20,000,000 shares authorized, 8,625,000 issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,356,261)	(23,293,331)
Total Stockholders’ Deficit	(14,355,398)	(23,292,468)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$347,419,197	$345,885,210

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operational costs	$249,361	$1,068,215	$807,547	$1,404,638
Loss from operations	(249,361)	(1,068,215)	(807,547)	(1,404,638)

Other income (expense):
Change in fair value of derivative liability - public warrants	821,100	3,243,000	5,416,500	4,416,000
Change in fair value of derivative liability - private warrants	706,066	3,026,000	4,657,666	3,738,000
Change in fair value of convertible promissory note - related party	(3,649)	(29,648)	34,726	(29,648)
Offering costs attributable to warrant liabilities	—	—	—	(645,069)
Other expense – private warrant liability	—	—	—	(771,333)
Interest income - bank	813	—	1,276	—
Interest earned on Marketable Securities held in trust account	1,560,069	5,301	2,078,248	12,561
Total other income, net	3,084,399	6,244,653	12,188,416	6,720,511

Income before provision for income taxes	2,835,038	5,176,438	11,380,869	5,315,873
Provision for income taxes	(317,285)	—	(365,551)	—
Net income	$2,517,753	$5,176,438	$11,015,318	$5,315,873
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	27,675,824
Basic and diluted net income per share, Class A common stock	$0.06	$0.12	$0.26	$0.15
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.06	$0.12	$0.26	$0.15

See accompanying notes to the unaudited, interim financial statements.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	8,625,000	$863	$—	$(23,293,331)	$(23,292,468)

Change in value of Class A common stock subject to possible redemption	—	—	—	(28,158)	(28,158)

Net income	—	—	—	4,654,723	4,654,723

Balance at March 31, 2022	8,625,000	863	—	(18,666,766)	(18,665,903)

Change in value of Class A common stock subject to possible redemption	—	—	—	(490,021)	(490,021)

Net income	—	—	—	3,842,842	3,842,842

Balance at June 30, 2022	8,625,000	863	—	(15,313,945)	(15,313,082)

Change in value of Class A common stock subject to possible redemption	—	—	—	(1,560,069)	(1,560,069)

Net income	—	—	—	2,517,753	2,517,753

Balance at September 30, 2022	8,625,000	$863	$—	$(14,356,261)	$(14,355,398)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

					Total
	Class B		Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	8,625,000	$863	$24,137	$(1,000)	$24,000

Accretion for Class A ordinary shares to redemption amount	—	—	(24,137)	(30,090,469)	(30,114,606)

Net income	—	—	—	432,609	432,609

Balance at March 31, 2021	8,625,000	863	—	(29,658,860)	(29,657,997)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(5,243)	(5,243)

Net loss	—	—	—	(293,174)	(293,174)

Balance at June 30, 2021	8,625,000	863	—	(29,957,277)	(29,956,414)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(5,301)	(5,301)

Net income	—	—	—	5,176,438	5,176,438

Balance at September 30, 2021	8,625,000	$863	$—	$(24,786,140)	$(24,785,277)

See accompanying notes to the unaudited, interim financial statements

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,015,318	$5,315,873
Adjustments to reconcile net income to net used in operating activities:
Fair value of private warrant liability in excess of proceeds	—	771,333
Offering costs attributable to warrant liabilities	—	645,069
Interest earned on marketable securities held in Trust Account	(2,078,248)	(12,561)
Non-cash change in fair value of derivative liability – public warrants	(5,416,500)	(4,416,000)
Non-cash change in fair value of derivative liability – private warrants	(4,657,666)	(3,738,000)
Non-cash change in fair value of convertible promissory note - related party	(34,726)	29,648
Changes in operating assets and liabilities:
Prepaid expenses	235,562	(493,980)
Accrued expenses	(337,990)	312,123
Income taxes payable	365,551	—
Net cash used in operating activities	(908,699)	(1,586,495)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Class A common stock to public, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Payment of offering costs	—	(530,658)
Proceeds from convertible promissory note - related party	—	750,000
Proceeds from promissory note	—	107,197
Repayment of promissory note	—	(107,197)
Proceeds from convertible promissory note - related party	600,000	—
Net cash provided by financing activities	600,000	347,219,342

Net Change in Cash	(308,699)	632,847
Cash – Beginning	461,064	20,000
Cash – Ending	$152,365	$652,847
Supplemental disclosure of non-cash financing activities
Change in value of Class A common stock subject to possible redemption	$2,078,248	$30,103,030
Deferred underwriting discount	$—	$12,075,000

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

All activity for the period from December 17, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

September 30, 2022

(Unaudited)

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

September 30, 2022

(Unaudited)

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity, Financial Condition and Going Concern

As of September 30, 2022, the Company had $152,365 in operating cash, $347,097,352 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $597,494. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the condensed financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the full year or any other period.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

September 30, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 11.19% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.21% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Company recognizes accrued interest related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Investments and Cash Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement, or the warrants issued as a result of the convertible promissory note since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,833,333 shares of Class A common stocks in the aggregate. As of September 30, 2022 and 2021, other than the convertible promissory note, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,014,202	$503,551	$4,141,150	$1,035,288
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common stock	$0.06	$0.06	$0.12	$0.12

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$8,812,254	$2,203,064	$4,052,833	$1,263,040
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	27,675,824	8,625,000
Basic and diluted net income per common stock	$0.26	$0.26	$0.15	$0.15

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

September 30, 2022

(Unaudited)

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

September 30, 2022

(Unaudited)

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

On September 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At September 30, 2022, there was $1,350,000 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 9. The fair value of the note as of September 30, 2022, was $1,328,124 which resulted in a increase in fair value of the convertible promissory note of $3,649 and a decrease in fair value of $34,726 recorded in the statement of operations for the three and nine months ended September 30, 2022, respectively. The fair value of the note as of September 30, 2021, was $779,648 which resulted in a change in fair value of the convertible promissory note of $29,648 recorded in the statement of operations for the three and nine months ended September 30, 2021.

Administrative Services Agreement

The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services. During the three and nine months ended September 30, 2022, the Company has incurred $28,500 and $85,500 and during the three and nine months ended September 30, 2021, $28,500 and $69,893 in fees for these services, respectively.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

7.       Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalent held in Trust Account	347,097,352	347,097,352	—	—
Liabilities:
Derivative liability - public warrants	448,500	448,500	—	—
Derivative liability - private warrants	385,667	—	385,667	—
Convertible promissory note - related party	1,328,124	—	—	1,328,124

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	345,019,104	345,019,104	—	—
Liabilities:
Derivative liability - public warrants	5,865,000	5,865,000	—	—
Derivative liability - private warrants	5,043,333	—	5,043,333	—
Convertible promissory note - related party	762,850	—	—	762,850

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The key inputs into the option model for the Private Placement Warrants and Public Warrants as of February 23, 2021, December 31, 2021 and September 30, 2022 were as follows:

	As of
	February 23, 2021	December 31, 2021	September 30, 2022
Implied volatility	20.00%	12.50%	0.00%
Risk-free interest rate	0.80%	1.35%	4.05%
Warrant exercise price	$11.50	$11.50	$11.50
Expected term	6.00	6.00	5.25

The Warrants are measured at fair value on a recurring basis.

As of February 23, 2021, the values of the Public Warrants and Private Warrants were $11.2 million and $9.7 million, respectively.

As of December 31, 2021, the values of the Public Warrants and Private Warrants were $5.9 million and $5.0 million, respectively.

As of September 30, 2022, the values of the Public Warrants and Private Warrants were $0.45 million and $0.40 million, respectively.

The initial fair value measurement of the private warrants reflects an increase of $771,333 from the issuance proceeds of $8,900,000, as the initial fair value was in excess of the proceeds received and is included in the statements of operations in the line other expense – private warrant liability.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. As of February 23, 2021, the Public and Private Warrants were classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities. As of September 30, 2021, the Public Warrants were classified as Level 1 due to the use of quoted prices in active markets, and the Private Warrants were classified as Level 2.

SIMON PROPERTY GROUP ACQUISITION HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The estimated fair value of the convertible promissory note was based on the following significant inputs:

At September 8, 2021, the date of the convertible promissory note draw, the estimated fair value was $750,000.

	September 8, 2021	December 31, 2021	September 30, 2022
Risk-free interest rate	0.07%	0.39%	3.33%
Term	0.75	1.00	0.25
Expected volatility	15.00%	12.50%	0.00%
Exercise price	$1.50	$1.50	$1.50
Stock Price	$9.75	$9.74	$9.85
Probability of transaction	75.0%	65.0%	20.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Convertible
Promissory
Note
Fair value as of January 1, 2022	$762,850
Proceeds received through convertible promissory note	—
Change in valuation inputs or other assumptions	(26,181)
Fair value as of March 31, 2022	736,669
Change in valuation inputs or other assumptions	(12,194)
Draw on convertible promissory note	600,000
Fair value as of June 30, 2022	1,324,475
Change in valuation inputs or other assumptions	3,649
Fair value as of September 30, 2022	$1,328,124

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the convertible promissory note.

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

Overview

Simon Property Group Acquisition Holdings, Inc. (the “Company”) was incorporated in Delaware on December 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. We completed our Public Offering on February 23, 2021. As of September 30, 2022, we had not identified any Business Combination target.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and our search for a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $2,517,753, which consisted of a change in fair value of our derivative liabilities of $1,527,166, interest income in bank of $813 and interest earned on marketable securities held in the Trust Account of $1,560,069, offset by formation and operational costs of $249,361, change in fair value of the convertible promissory note of $3,649, and provision for income tax of $317,285.

For the nine months ended September 30, 2022, we had a net income of $11,015,318, which consisted of a change in fair value of our derivative liabilities of $10,074,166, change in fair value of the convertible promissory note of $34,726, interest income in bank of $1,276 and interest earned on marketable securities held in the Trust Account of $2,078,248, offset by formation and operational costs of $807,547 and provision for income tax of $365,551.

For the three months ended September 30, 2021, we had a net income of $5,176,438, which consisted of a change in the fair value of our derivative liabilities of $6,269,000, and interest earned on marketable securities held in the Trust Account of $5,301, offset by formation and operational costs of $1,068,215 and a change in fair value of the convertible promissory note of $29,648.

For the nine months ended September 30, 2021, we had net income of $5,315,873, which consisted of a change in fair value of our derivative liabilities of $8,154,000, and interest earned on marketable securities held in the Trust Account of $12,561, offset by formation and operational costs of $1,404,638, a change in fair value of the convertible promissory note of $29,648, offering costs attributable to warrant liabilities of $645,069 and other expenses associated with the private warrant liability of $771,333.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $152,365 in operating cash, $347,097,352 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $597,494. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5 of the accompanying Notes to the Financial Statements.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $908,699. Net income of $11,015,318 was affected by interest earned on marketable securities held in the Trust Account of $2,078,248, change in fair value of our derivative liabilities of $10,074,166, non-cash change in fair value of the convertible promissory note of $34,726. Changes in operating assets and liabilities provided $263,123 of cash for operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,586,495. Net income of $5,315,873 was affected by interest earned on marketable securities held in the Trust Account of $12,561, change in fair value of our derivative liabilities of $8,154,000, fair value of private warrant liability in excess of proceeds of $771,333, change in fair value of convertible promissory note – related party of $29,648 and offering costs attributable to warrant liabilities of $645,069. Changes in operating assets and liabilities used $181,857 of cash for operating activities.

At September 30, 2022, we had cash held outside of the Trust Account of approximately $152,365, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes. At September 30, 2022, the Company had current liabilities of $439,952 and working capital of $597,494.

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

On September 8, 2021, the Sponsor agreed to loan us an aggregate of up to $2,000,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is non-interest bearing and payable upon consummation of our initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At September 30, 2022, there was $1,350,000 of borrowings under the Working Capital Loan. This note was valued using the fair value method as discussed in Note 9. The fair value of the note as of September 30, 2022, was $1,328,124, which resulted in an increase in fair value of the convertible promissory note of $3,649 and a decrease in fair value of $34,726 recorded in the statement of operations for the three and nine months ended September 30, 2022, respectively.

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. The Company agreed, commencing on February 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $9,500 per month for office space, administrative and support services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three and nine months ended September 30, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2022, $347,097,352 (including accrued interest and dividends and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2022, investment securities in the Company’s Trust Account consists of money market funds.

We have not engaged in any hedging activities during the three and nine months ended September 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and nine months ended September 30, 2022.

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

Simon Property Group Acquisition Holdings, Inc.

Date: November 4, 2022	By:	/s/ BRIAN J. MCDADE
Brian J. McDade
Chief Financial Officer